Form 10-K
period 2000-12-31
NEW CENTURY HOME EQ LN TR SER 2000 NCB ASSET BACK PS THR CER
filed 2001-03-28
CIK 1120575

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K



                  Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2000

__________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
    Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-76805

  New Century Mortgage Securities, Inc.
(Exact name of registrant as specified in its charter)

  Delaware                        33-0852169
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

18400 Von Karman
Irvine, California                                 92612

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(949) 863-7243

  Securities registered pursuant to Section 12(b) of the Act
        NONE
  Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X - Yes         No


                                   PART I

Item 2.  Properties
  Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
     There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were Thirteen (13) participants in the DTC system holding positions in the Cede certificates.
  The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  New Century Home Equity Loan Trust
  Asset-Backed Pass-Through Certificates:
  Series 2000-NCB Class A         Cede & Co
  Series 2000-NCB Class P         Countrywide Home Loans Inc.
                                  Attn:  Brian Sulker-Hall
                                  4500 Park Granada
                                  Calabasas,  CA  91302














































  There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosu Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
  Cede & Co.
  c/o The Depository Trust Company
  Seven Hanover Square
  New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
  There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1.  Not Applicable
        2.  Not Applicable
        3.  Exhibits
             99.1  Annual Summary Statement
             99.2  Annual Statement as to Compliance.
             99.3  Annual Independent Public
                      Accountant's Servicing Report.

  (b)   Reports on Form 8-K
  The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
  August 25, 2000; September 25, 2000; October 25, 2000;
  November 27, 2000; December 26, 2000


  (c)    See (a) 3 above

  (d)    Not Applicable



                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Century Home Equity Loan Trust
Asset-Backed Pass-Through Certificates: Series 2000-NCB

  /s/  Eve Kaplan,  Vice President
     U.S. Bank Trust National Association



Date:  March 31, 2001


                  EXHIBIT INDEX

  Exhibit Number  Description
           99.1   Annual Summary Statement
           99.2   Annual Statement of Compliance
           99.3   Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2000

  New Century Home Equity Loan Trust
  Asset-Backed Pass-Through Certificates: Series 2000-NCB
              Summary of Aggregate Amounts or End of Year Amounts

  Pool Balance                     $370,151,203.39
  Principal Collections             $14,814,001.52
  Realized Loss                              $0.00
  Gross Interest Collections (1)    $16,762,649.28
  Servicer Fees                        $791,454.38
  Trustee Fees                          $13,850.45

  (1) Includes prepayment premiums if applicable.

  Deliquency Information
                  Number          Stated Principal Bal
  30-59 days                  157   $14,144,253.72
  60-89 days                   78    $7,781,106.24
  90+ days                    111   $10,081,673.95
  Foreclosures                 74    $7,753,466.82
  Bankruptcies                 12      $760,543.54
  REO Properties                1       $40,552.64


  Certificate     Balance         Interest         Principal

  Class A         $364,325,416.19   $10,889,770.70 $18,714,583.81
  Class P                 $100.00      $325,596.93          $0.00



























       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
  To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
  To be supplied upon receipt by the Trustee